Form 10-K
period 1994-12-31
FORD CREDIT AUTO RECEIVABLES CORP
filed 1995-03-27
CIK 872471

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1993

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              -----------------  ------------------
Commission file number 33-54125



                     FORD CREDIT 1994-B GRANTOR TRUST
          (Ford Credit Auto Receivables Corporation - Originator)
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

Ford Credit Auto Receivables Corporation ("FCARC") established the Ford Credit 1994-B Grantor Trust (the "Trust") as of November 1, 1994 by selling and assigning to Chemical Bank, as Trustee (the "Trustee"), property including a pool of retail installment sale contracts secured by new and used automobiles and light trucks (the "Receivables"), certain monies due thereunder, security interests in the vehicles financed thereby and certain other property in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates") consisting of two Classes of Certificates: a) the Class A Certificates evidencing in the aggregate an undivided ownership interest of 93% of the Trust, which were sold to the public, and b) the Class B Certificate evidencing in the aggregate an undivided ownership interest of 7% of the Trust, which was retained by FCARC. The Trust does not intend to acquire additional retail installment sale contracts and therefore the Receivable portfolio will continue to liquidate.

Ford Motor Credit Company ("Ford Credit") services the Receivables pursuant to a Pooling and Servicing Agreement dated as of November 1, 1994 (the "Agreement") and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, Ford Credit, as Servicer, retains physical possession of the Receivables and documents relating thereto as custodian for the Trustee.

The rights of the holders of the Class B Certificates to receive distributions with respect to the Receivables are subordinated, to the extent described in the Agreement, to the rights of the holders of the Class A Certificates.

ITEM 2.  PROPERTIES

The property of the Trust includes retail installment sale contracts originated on or after November 1, 1993 between dealers (the "Dealers") and retail purchasers (the "Obligors") secured by new and used automobiles and light trucks (the "Financed Vehicles") and, in general, all payments due thereunder on or after November 1, 1994 (the "Cutoff Date").

The Receivables were originated by Dealers in accordance with Ford Credit's requirements under agreements with Dealers, for assignment to Ford Credit, have been so assigned and were sold to FCARC by Ford Credit pursuant to a Purchase Agreement dated November 1, 1994 ("Purchase Agreement), are serviced by Ford Credit, and evidence the indirect financing made available by Ford Credit to the Obligors. The property of the Trust also includes (i) such amounts as from time to time may be held in separate trust accounts established and maintained pursuant to the Agreement, and the proceeds of such accounts, (ii) security interests in the Financed Vehicles and any accessions thereto, (iii) any Dealer Recourse, (iv) the right to proceeds of credit life, credit disability, and physical damage insurance policies covering the Financed Vehicles, (v) the rights of FCARC under the Purchase Agreement and (vi) certain rebates of premiums and other amounts relating to certain insurance policies and other items financed under the Receivables in effect as of the November 1, 1994.

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

The Receivables were selected from Ford Credit's portfolio by several criteria, including the following: each Receivable (i) was originated in the United States, (ii) has a contractual Annual Percentage Rate ("APR") that equals or exceeds 8.80%, (iii) provides for level monthly payments which provide interest at the APR and fully amortize the amount financed over an original term no greater than 60 months, (iv) was not more than 30 days past due as of the Cutoff Date and has never been extended, (v) is attributable to the purchase of a new or used automobile or light truck, and (vi) was originated on or after November 1, 1993.

The Receivables were selected at random from Ford Credit's retail installment sale contracts meeting the criteria described above, and no selection procedures believed to be adverse to the Certificateholders were utilized in selecting the Receivables from qualifying retail installment sale contracts.

In addition to required repurchases by the Dealers in cases of misrepresentations as stated above, on November 1, 1993, less than 1.0% of the Receivables provided recourse to the Dealer which originated the Receivables. Dealers are generally obligated under these recourse plans for payment of the unpaid principal balance of a defaulted contract, unless Ford Credit fails to repossess the vehicle and deliver it to the Dealer within 90 days after default. The Dealer's obligation generally terminates after the first 24 monthly payments are made under the related contract.

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

The rate of prepayments on the Receivables may be influenced by a variety of economic, social and other factors, including the fact that an Obligor may not sell or transfer a Financed Vehicle without the consent of Ford Credit. Ford Credit believes that the actual rate of prepayments will result in a substantially shorter weighted average life than the scheduled weighted average life of 29.2 months. Based on the historical performance of Ford Credit's portfolio of U. S. retail installment sale contracts for new and used automobiles and light trucks (including previously sold contracts which Ford Credit continues to service), the average effective term of such contracts is approximately two-thirds of their scheduled contractual term.

As of December 31, 1994, the pool consisted of 81,271 Receivables, of which 1,303, representing payments of $18,440,887.15 were delinquent 30 - 59 days; 95, representing payments of $1,365,873.68, were delinquent 60 - 89 days; 1, representing payments of $19,936.66, were delinquent 90 -
119 days; and 0, representing payments of $0 were delinquent over 120 days.

Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted average maturity and seasoning, the pool factor, the remaining limited guaranty amount and other information relating to the pool of Receivables may be obtained in the monthly reports provided to Chemical Bank by Ford Credit as Servicer (Exhibits 19-A through 19-B).

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There were 75 Class A Certificateholders as of March 13, 1995. There is no established public trading market for the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                               PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                       (3) Amount and
                                           nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial            ownership    (4) Percent
    of Class       owner*                  (in thousands)    of Class
- ----------------------------------------------------------------------
7.30% Asset       Bankers Trust Company    $ 89,860             8.2%
Backed            16 Wall Street
Certificates,     New York, NY 10015
Class A

7.30% Asset       The Chase Manhattan      $ 84,081             7.7%
Backed              Bank, N. A.
Certificates,     1 Chase Manhattan Plaza
Class A           New York, NY 10081

7.30% Asset       Citibank N. A.           $ 76,720             7.0%
Backed            111 Wall Street
Certificates,     New York, NY  10043
Class A

7.30% Asset       Bank of New York         $ 84,160             7.7%
Backed            925 Patterson Plank Rd.
Certificates,     Secaucus, NJ  07094
Class A

7.30% Asset       Morgan Guaranty Trust    $207,543            18.9%
Backed              Company of New York
Certificates,     37 Wall Street
Class A           New York, NY  10260

7.30% Asset       SSB Custodian            $210,860            19.2%
Backed            c/o ADP Proxy Services
Certificates,     51 Mercedes Way
Class A           Edgewood, NY  11717


*As of March 13, 1995

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

   (a)3.  Exhibits

Designation      Description                 Method of Filing
- -----------      -----------                 ----------------

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

Exhibit 4-A      Form of Pooling and         Filed as Exhibit 4.2 to
                 Servicing Agreement dated   Ford Credit 1994-B
                 as of November 1, 1994      Grantor Trust's Current
                 between Ford Credit Auto    Report on Form 8-K dated
                 Receivables Corporation,    November 22, 1994 and
                 as seller, Ford Credit as   incorporated herein by
                 Servicer and Chemical Bank  reference.
                 as Trustee.

Exhibit 4-B      Prospectus dated November   Filed as Exhibit 99 to
                 8, 1994, relating to sale   Ford Credit 1994-B
                 of Ford Credit 1994-B       Grantor Trust's Current
                 Grantor Trust 7.30% Asset   Report on Form 8-K dated
                 Backed Certificates.        November 22, 1994 and
                                             incorporated herein by
                                             reference.

Exhibit 19-A Report for the month ended Filed as Exhibit 19 to November 30, 1994 provided Ford Credit 1994-B
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1994-B Grantor Trust.       December 15, 1994 and
                                             incorporated herein by
                                             reference.

Exhibit 19-B Report for the month ended Filed as Exhibit 19 to December 31, 1994 provided Ford Credit 1994-B
                 to Chemical Bank, as        Grantor Trust's Current
                 Trustee under Ford Credit   Report on Form 8-K dated
                 1994-B Grantor Trust.       January 10, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 99       Selected Information        Filed with this report.
                 Relating to the Receivables.

  (b) REPORTS ON FORM 8-K

The Ford Credit 1994-B Grantor Trust filed a Current Report on Form 8-K dated November 22, 1994 regarding the pool of Receivables in the Trust and the servicing thereof as described in the Pooling and Servicing Agreement dated as of November 1, 1994 among Ford Credit Auto Receivables Corporation, as Seller, Ford Motor Credit Company, as Servicer and Chemical Bank, as Trustee filed as Exhibit 4.2, and the Prospectus dated November 8, 1994 relating to the issuance of $1,098,627,554.60 aggregate principal amount of Ford Credit 1994-B Grantor Trust 7.30% Asset Backed Certificates, Class A filed as
Exhibit 99.


Also, see Exhibits 19-A and 19-B.


                             SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORD CREDIT 1994-B GRANTOR TRUST
                                   --------------------------------
                                             (Registrant)



March 27, 1995                     By: /s/Richard P. Conrad
                                       -----------------------------
                                       Richard P. Conrad
                                       (Assistant Secretary of Ford Credit
                                       Auto Receivables Corporation
                                       originator of Trust)

                          EXHIBIT INDEX

Exhibit
Number           Description of Exhibit                Page
- -------          ----------------------                ----

Exhibit 3-A      Restated Certificate of                 *
                 Incorporation of Ford
                 Credit Auto Receivables
                 Corporation.

Exhibit 3-B      By-Laws of Ford Credit                  *
                 Auto Receivables Corpora-
                 tion.

Exhibit 4-A      Form of Pooling and                     *
                 Servicing Agreement dated
                 as of November 4, 1994
                 between Ford Credit Auto
                 Receivables Corporation,
                 as seller, Ford Credit as
                 Servicer and Chemical Bank
                 as Trustee.

Exhibit 4-B      Prospectus dated November               *
                 8, 1994, relating to sale
                 of Ford Credit 1994-B
                 Grantor Trust 7.30% Asset
                 Backed Certificates.



Exhibit 19-A     Report for the month ended              *
                 November 30, 1994 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1994-B Grantor Trust.

Exhibit 19-B     Report for the month ended              *
                 December 31, 1994 provided
                 to Chemical Bank, as
                 Trustee under Ford Credit
                 1994-B Grantor Trust.



Exhibit 99       Selected Information                    Filed with this
                 Relating to the Receivables.            Report.

- ----------------
*Previously Filed